Form 10QSB
period 1995-03-31
SUN TECH ENTERPRISES
filed 1996-05-10
CIK 828355

                    U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1995

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                   to
                                        -----------------    ------------------

                           COMMISSION FILE NO. 0-18568


                              SUN TECH, ENTERPRISES
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


           NEVADA                                             88-0238889
(STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER I.D. NO.)
INCORPORATION OR ORGANIZATION)


                         1787 East Ft. Union Blvd., #106
                           Salt Lake City, Utah 84121
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                    ISSUER'S TELEPHONE NUMBER: (801) 942-7722


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes X    No                      (2)  Yes X    No
        ---     ---                           ---     ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the Issuer has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a Plan confirmed by a court.
Yes        No   X *
   -----      -----

                         * No Plan was filed in connection with the Issuer's
                           Voluntary Petition in Bankruptcy involving the issuance of securities.


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                                   May 9, 1996

                                    194,374*

                         * Reflects a 100 for 1 reverse split of the outstanding
                           voting securities effective May 8, 1996, while retaining the authorized capital at $50,000 divided into 50,000,000 shares of one mill ($0.001) par value common voting stock, and with appropriate adjustments in the stated capital and capital surplus accounts of the Company.



                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

                  The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Plan of Operation.

                  The Company has not engaged in any material operations in the period ending December 31, 1995, or since May 22, 1992. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

                  Management is currently negotiating a transaction whereby the Company would acquire all of the issued and outstanding common stock of MedTrak Electronics, Inc., a Nevada corporation ("MedTrak"), in exchange for the issuance of 10,800,000 shares of the Company's common stock. This contemplated acquisition is discussed in the Company's Form 10-KSB Annual Report on Form 10-KSB for the period ending December 31, 1995, which is being filed with the Securities and Exchange Commission concurrently herewith.

                  Depending upon whether the MedTrak acquisition is completed, the Company's only foreseeable cash requirements during the next 12 months will relate to maintaining the Company in good standing in the State of Nevada and keeping its reports "current" with the Securities and Exchange Commission. Management does not anticipate that the Company will have to raise additional funds during the next 12 months.

Results of Operations.

                  The Company has had no operations since May, 1992. During the quarterly period ended March 31, 1995, the Company received no revenue and had no expenses.


                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

                  None; not applicable.

ITEM 2.           CHANGES IN SECURITIES.

                  None; not applicable.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

                  None; not applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  No matter was submitted to a vote of security holders of the Company during the period covered by this Report, whether through the solicitation of proxies or otherwise.

ITEM 5.           OTHER INFORMATION.

                  None; not applicable.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      Exhibits.*

                           None.

                  (b)      Reports on Form 8-K.

                           None.

                * A summary of any Exhibit is modified in its entirety by
                  reference to the actual Exhibit.









                     - THIS SPACE INTENTIONALLY LEFT BLANK -

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SUN TECH, ENTERPRISES



Date: 5/8/96
                                    By /s/ Nicholas P. Lovato
                                           Director and President


Date: 5/8/96                        By /s/ Kirsten K. Lovato
                                           Director and Secretary