Form 10QSB
period 1995-09-30
SUN TECH ENTERPRISES
filed 1996-05-10
CIK 828355

                    U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1995

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