Form 10QSB
period 1996-06-30
MEDTRACK ELECTRONICS INC
filed 1996-09-09
CIK 828355

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                     FORM 10-QSB


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the quarterly period ended June 30, 1996

                                          OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


           For the transition period from               to               .
                                       -------------    ---------------



                             Commission File No. 0-18568



                              MEDTRAK ELECTRONICS, INC.
                              -------------------------
    (Exact name of small business issuer as specified in its charter)


           Nevada                                 88-0238889
- -------------------------------             -----------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
incorporation or organization)



                            8484 Wilshire Blvd., Ste. 215
                               Beverly Hills, CA  90211
                     --------------------------------------------
                       (Address of principal executive offices)


                                    (213) 655-4427
                                   ---------------
                             (Issuer's telephone number)


                                 Sun Tech Enterprises
              1787 East Ft. Union Blvd., #106, Salt Lake City, UT 84121
              ---------------------------------------------------------
                (Former name, former address and former fiscal year,
                            if changed since last report)


    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____


    As of July 31, 1996, 2,520,000 shares of Common Stock of the issuer were outstanding.

                              MEDTRAK ELECTRONICS, INC.

                                        INDEX


                                                                        Page
                                                                       Number
                                                                       ------

PART I - FINANCIAL INFORMATION

    Item 1.   Financial Statements

              Condensed Consolidated Balance Sheets
               - June 30, 1996 (unaudited) and December
               31, 1995 (audited). . . . . . . . . . . . . . . . . . .    3

              Unaudited Condensed Consolidated Statements
               of Operations - For the three months ended
               June 30, 1996 and 1995. . . . . . . . . . . . . . . . .    4

              Unaudited Condensed Consolidated Statements
               of Cash Flows - For the three months ended
               June 30, 1996 and 1995. . . . . . . . . . . . . . . . .    5

              Notes to Unaudited Condensed Financial Statements. . . .    6

    Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations . . . . .    7

PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . .    7



SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    8

                            PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                              MEDTRAK ELECTRONICS, INC.
                                    Balance Sheet


                                              JUNE 30, 1996  DECEMBER 31, 1995
                                              -------------  -----------------
Current Assets
  Cash                                            $   5,156        $  19,485
  Accounts Recievable, net of allowance for
   uncollectible accounts of $2,805,546 at        5,210,301        2,035,353
   6-30-96 and 1,095,959 at 12-31-95
   Due from related party                           285,000                -
  Inventories                                       323,431          323,421
  Prepaid Taxes                                           -              977
                                               ------------     ------------

      Total Current Assets                       $5,823,888       $2,379,246
                                               ------------     ------------
                                               ------------     ------------

Property and Equipment
  Machinery & Equipment                             897,491          897,491
  Vehicles                                           31,581           31,581
  Furniture & Fixtures                               16,641           16,641
  Leasehold Improvements                             23,491           23,491
                                               ------------     ------------
                                                  $ 969,204        $ 969,204
                                               ------------     ------------
  Less Accumulated Depreciation & Amortization      643,322          588,272
                                               ------------     ------------

      Net Property and Equipment                   $325,882         $380,932
                                               ------------     ------------

Other Assets
    Investment in Subsidiaries                   $1,500,000         $      -
    Organizational Costs, net of
    accumulated amortization of $965                    350              481
    Security Deposits                                 2,741            2,741
    Goodwill                                         17,840                -
                                               ------------     ------------

      Total Other Assets                         $1,520,931          $ 3,222
                                               ------------     ------------
                                               ------------     ------------

      Total Assets                               $7,670,701       $2,763,400
                                               ------------     ------------
                                               ------------     ------------


                    See accompanying notes to financial statements

                              MEDTRAK ELECTRONICS, INC.
                                    Balance Sheet

                          Liabilities & Stockholders' Equity

                                              JUNE 30, 1996  DECEMBER 31, 1995
                                              -------------  -----------------
Current Liabilities
  Accounts Payable                                $  12,300        $  46,949
  Payroll Taxes Payable                               4,847                -
  Income Taxes Payable                            1,299,798                -
  Deferred Taxes Payable                             10,819           10,819
  Notes Payable                                   2,000,000                -
  Current Portion of Long-Term Debt                   6,480            6,480
                                               ------------     ------------

      Total Current Liabilities                  $3,334,244         $ 64,248
                                               ------------     ------------

Long Term Liabilities
  Long-Term Debt                                     19,439           21,059
  Less: Current Portion                              (6,480)         (6,480)
  Officer's Loans                                    55,773           92,849
                                               ------------     ------------

      Total Long Term Liabilities                  $ 68,732         $107,428
                                               ------------     ------------

      Total Liabilities                          $3,402,976         $171,676
                                               ------------     ------------

Stockholders' Equity
  Common Stock, $.001 par value                    $  2,520         $  2,500
   Additional Paid in capital                       862,059
   Retained Earnings                              3,403,146        2,662,851
                                               ------------     ------------
                                                                   2,665,351
  Treasury Stock, 8,334 shares at cost                    0           73,627


      Total Stockholders' Equity                 $4,267,725       $2,591,724
                                               ------------     ------------

      Total Liabilities and
       Stockholders' Equity                      $7,670,701       $2,763,400
                                               ------------     ------------
                                               ------------     ------------


                    See accompanying notes to financial statements

                              MEDTRAK ELECTRONICS, INC.
                               Statement of Operations

                                   THREE MONTHS ENDED              SIX MONTHS ENDED
                                   ------------------              ----------------
                                  6-30-96        6-30-95        6-30-96        6-30-95
                                  -------        -------        -------        -------

Revenues                       $5,097,806       $971,028     $5,256,053     $1,592,532
Operating Expenses              2,103,449        576,138      2,297,117      1,002,479
                               ----------     ----------     ----------     ----------
Income before Taxes            $2,994,357       $394,890     $2,958,936       $590,053
Provisions for Income Taxes     1,299,975          5,924      1,300,775          8,851
                               ----------     ----------     ----------     ----------
Net Income                     $1,694,382       $388,966     $1,658,161       $581,202
                               ----------     ----------     ----------     ----------
                               ----------     ----------     ----------     ----------
Net Income Per Common Share          1.17          23.34          $2.27         $34.87
                               ----------     ----------     ----------     ----------
                               ----------     ----------     ----------     ----------
Weighted Average Number of
  Shares Outstanding(*)        1,447,411*         16,667        732,039         16,667
                               ----------     ----------     ----------     ----------
                               ----------     ----------     ----------     ----------



*   Reflects a 1 : 100 reverse split as of May 8, 1996


                    See accompanying notes to financial statements

                              MEDTRAK ELECTRONICS, INC.
                               STATEMENTS OF CASH FLOWS


                                                 SIX MONTHS      SIX MONTHS
                                                    ENDED           ENDED
                                                JUNE 30, 1996   JUNE 30, 1995
                                                -------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES
  NET INCOME                                    $ 1,658,161        $  581,202

ADJUSTMENTS TO RECONCILE NET INCOME TO
  CASH PROVIDED BY OPERATING ACTIVITIES:
   DEPRECIATION AND AMORTIZATION
                                                     55,181           105,524
   DECREASE (INCREASE) IN:
   PRIOR YEAR ADJUSTMENT
    ACCOUNTS RECEIVABLE                          (3,174,948)         (360,230)
    LOANS - OTHER                                  (285,000)         (199,487)
    PREPAID TAXES                                       977           (18,320)
    DEPOSITS                                                          (52,741)
  INCREASE (DECREASE) IN:
    ACCOUNTS PAYABLE                                (34,649)          (22,369)
    NOTES PAYABLE                                 2,000,000            (2,854)
    PAYROLL TAXES PAYABLE                             4,847
    INCOME TAXES PAYABLE                          1,299,798               264
                                                  ---------         ---------

  NET CASH PROVIDED BY OPERATING ACTIVITIES     $ 1,524,367        $   30,979
                                                -----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  PURCHASE OF INVESTMENTS
                                                $(1,500,000)       $   (4,579)
  PURCHASE OF PROPERTY AND EQUIPMENT                                  (52,126)
                                                -----------        ----------

  NET CASH USED BY INVESTING ACTIVITIES         $(1,500,000)       $  (56,704)
                                                -----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  PAYMENTS OF SHORT AND LONG-TERM DEBT          $    (1,620)       $  (35,391)
  PROCEEDS FROM (PAYMENTS TO) OFFICERS'S LOAN       (37,076)          107,144
                                                -----------        ----------

  NET CASH PROVIDED (USED) IN FINANCING
  ACTIVITIES                                    $   (38,696)       $   71,753
                                                -----------        ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS       $    14,329        $   46,027

CASH AT BEGINNING OF PERIOD                          19,485            18,349
                                                     ------            ------

CASH AT END OF PERIOD - JUNE 30, 1996           $     5,156        $   64,376

SUPPLEMENT DISCLOSURE:
  CASH PAID DURING THE PERIOD FOR:
   INTEREST                                     $         0         $       0
                                                -----------         ---------
                                                -----------         ---------

   INCOME TAXES                                 $         0         $   8,587
                                                -----------         ---------
                                                -----------         ---------


                    SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              MEDTRAK ELECTRONICS, INC.
                            (A Development Stage Company)
                Notes to the Unaudited Condensed Financial Statements
                                    June 30, 1996


1.  GENERAL

    The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The December 31, 1995 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented.

2. On May 15, 1996, the Company acquired all of the issued and outstanding shares of Medcentrex, Inc., a Nevada corporation in exchange for $500,000 in cash, a $1,000,000 non-interest bearing promissory note and 1,320,000 shares of the Company's common stock. For financial reporting purposes, the acquisition has been treated as a recapitalization of the Company with Medcentrex, Inc. as the acquirees. The transaction was therefore accounted for as a purchase under the "reverse acquisition" method. The resulting excess of cost over net assets acquired is being amortized over ten years with no amortization for the current quarter.

    As a result of the foregoing, these statements include the accounts of the Company and Medcentrex, Inc. on a consolidated basis for the three months and six months ended June 30, 1996, the financial statements for all other periods reflect only the accounts of Medcentrex, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULT OF OPERATIONS

THREE MONTHS ENDED JUNE 30

    Revenues for the three months ended June 30, 1996 increased $4,126,778 or 425% to $5,097,806 from $971,028 for the three months ended June 30, 1995. This increase in revenues is attributable to a seasonal increase in patient care services, as well as an increase in the client base.

    Operating expenses for the three months ended June 30, 1996 increased $1,527,311 or 265.1% to $2,103,449 from $576,138 for the three months ended June 30, 1995. This increase in operating expenses in attributable to the costs associated with the increase of patient care services. These costs include cardiac equipment, technical and administrative staff, and supplies. In addition, the Company incurred $210,283 of costs and expenses in connection with its bridge financing during the three months ended June 30, 1996.

    Net income for the three months ended June 30, 1996 increased $1,305,416 or 335.6% to $1,694,382 from $388,966 for the three months ended June 30, 1995. This increase in net income is attributable to higher revenues which were partially offset by higher operating expenses and a higher provision for income taxes. The provision for income tax increased disproportionately because the Company was a S Corp. for the prior year.

SIX MONTHS ENDED JUNE 30

    Revenues for the six months ended June 30, 1996 increased $3,663,521 or 230% to $5,256,053 from $1,592,532 for the six months ended June 30, 1995. This increase in revenues is attributable to an increase in the client base and wider industry acceptance.

    Operating expenses for the six months ended June 30, 1996 increased $1,294,639 or 129.1% to $2,297,117 from $1,002,479 for the six months ended June
30, 1995. This increase in operating expenses is attributable to the costs associated with the increase of patient care services and the costs of expenses incurred in connection with the bridge financing.

    Net income for the six months ended June 30, 1996 increased $1,076,959 or 185.3% to $1,658,161 from $581,202 for the six months ended June 30, 1995. This increase in net income is attributable to higher revenues which were partially offset by higher operating expenses and a higher provision for income taxes.
The provision for income taxes increased disproportionately because the Company was an S Corp. for the prior year.

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    Historically, the Company has funded its capital requirements and operating results through loans from related parties. However, with the acquisition of Medcentrex, the Company is funding its operations through operating cash and third party debt for the acquisition. As of June 30, 1996, the Company had a cash balance of $19,485 and working capital of $2,489,644.

    Net cash provided by operating activities increased to $1,524,367 from $30,979 for the six months ended June 30, 1996 and 1995, respectfully. The increase in cash used in operations results principally from an increase in net income and accounts payable which was partially offset by an increase in receivables.

    Net cash used in investing activities increased to $1,500,000 from $(56,704) for the six months ended June 30, 1996 and 1995, respectfully. This increase is attributable to the expenditure for the acquisition of Medcentrex, Inc.

    Net cash used in investing activities increased to $38,696 from ($71,753) for the six months ended June 30, 1996 and 1995, respectfully. This increase is attributable to repayment of officer loans as opposed to the receipt of additional loans from officers.

    At June 30, 1996, the Company had long-term debt of $19,439. This debt requires monthly principal payments of $540 plus interest at 11% of the outstanding balance.

    Although the Company is generating sufficient earnings to cover its operating activities and capital requirements, its ability to survive and prosper is dependent on its ability to collect its receivables. Without the ability to collect its receivables, the Company will have insufficient capital to carry out its business plan.


                             PART II - OTHER INFORMATION


ITEM 5.  OTHER EVENTS

    On May 15, 1996, the Company acquired all of the issued and outstanding shares of Medcentrex, Inc. a California corporation engaged in medical diagnostic support services for cardiac risk patients. The issued and outstanding shares of Medcentrex, Inc. were acquired for $500,000 in cash, a non-interest bearing promissory note of $1,000,000 (which is convertible into 480,000 shares of common stock of the Company) and the issuance of $1,320,000 shares of the Company. On the same day, the Company also borrowed $1,000,000 from two non-affiliated lenders to finance the acquisition.

    On July 18, 1996, the Company filed Articles of Amendment to the Articles of Incorporation to change its name from Sun Tech Enterprises to MedTrak Electronics, Inc.

                                      SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  August 22, 1996            MEDTRAK ELECTRONICS, INC.


                                  By: /s/  Scott Sands
                                     -----------------------------------------
                                           Scott Sands, President and Chief
                                           Executive Officer


                                  By: /s/  Leon Meyberg
                                     ----------------------------------------
                                           Leon Meyberg, Chief Financial
                                           Officer